Form 10-Q
period 2008-03-31
Pinnacle Oil & Gas Group, Inc.
filed 2008-05-15
CIK 1420510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-52967

PINNACLE OIL & GAS GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Wyoming	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wyoming Corporate Services Inc., 2710 Thomes Ave., Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (307) 632-3333

ASHWOOD ACQUISITION, INC.

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

At March 31, 2008, 6,000,000 shares of the Registrant's Common Stock and 0 shares of the Registrant’s Preferred Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PINNACLE OIL & GAS GROUP, INC.

(F/N/A ASHWOOD ACQUISITION, INC.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2008 (unaudited)

F1

Statement of Operations for Three Months Ended March 31, 2008 and the

period from inception (November 19, 2007) to March 31, 2008 (unaudited)

F2

Statement of Stockholders’ Deficit for the period from inception (November 19,

F3

2007) to March 31, 2008 (unaudited)

Statement of Cash Flows for Three Months Ended March 31, 2008 and the

period from inception (November 19, 2007) to March 31, 2008 (unaudited)

F4

NOTES TO THE FINANCIAL STATEMENTS

F5 – F9

PINNACLE OIL & GAS GROUP, INC. (F/N/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Balance Sheet

As at March 31, 2008 (unaudited)

March 31, 2008

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Director loan	$ 2,191
Accounts Payable	1,000
3,191
STOCKHOLDERS’ DEFICT
Preferred stock – no par value;
30,000,000 shares authorized; none issued or outstanding	-
Common stock – no par value;
70,000,000 shares authorized; 6,000,000 issued and
Outstanding	300
Additional paid-in capital	-
(Deficit) accumulated during development stage	(3,491)

TOTAL STOCKHOLDERS’ DEFICIT	(3,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

(Going Concern – note 3)

The accompanying notes are an integral part of the financial statements.

F1

PINNACLE OIL & GAS GROUP, INC. (F/N/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Statement of Operations

For the Three Months Ended March 31, 2008 and the Period from Inception (November 19, 2007) to March 31, 2008 (unaudited)

	Three Months Ended March 31, 2008	Period from Inception (November 19, 2007) to March 31, 2008

REVENUE	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES	1,000	3,491

NET LOSS FOR THE PERIOD	(1,000)	($3,491)

EARNINGS PER SHARE COMPUTATION:

Net loss per common share	(Less than .01)	(Less than .01)

Weighted average number of common shares outstanding - basic	6,000,000	6,000,000

The accompanying notes are an integral part of the financial statements.

F2

PINNACLE OIL & GAS GROUP, INC. (F/N/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from Inception (November 19, 2007) to March 31, 2008 (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, inception (November 19, 2007)	-	$ -	$ -	$ -	$ -

Stock issued as compensation for
reimbursement of incorporation
expenses on November 21,
2007 at no par value per share	6,000,000	300	-	-	300

Net loss for the period	-	-		(2,491)	(2,491)

Balance, December 31, 2007	6,000,000	$300	$ -	($2,491)	($2,191)

Net loss for the period	-	-		(1,000)	(1,000)

Balance, March 31, 2008	6,000,000	$300	$ -	($3,491)	($3,191)

The accompanying notes are an integral part of the financial statements.

F3

PINNACLE OIL & GAS GROUP, INC. (F/N/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Statement of Cash Flows

For the Three Months Ended March 31, 2008 and the Period from Inception (November 19, 2007) to March 31, 2008 (unaudited)

	Three Months Ended March 31, 2008	Period from Inception (November 19, 2007) to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period Stock issued as payment on expenses	($ 1,000)	($ 3,491) 300
Increase in accounts payable	1,000	1,000
NET CASH PROVIDED BY OPERATIONS	-	(2,191)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from director loan	-	2,191
NET CASH PROVIDED BY FINANCING ACTIVITIES:	-	2,191

NET CHANGE IN CASH AND CASH BALANCE, END OF PERIOD	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F4

PINNACLE OIL & GAS GROUP, INC. (F/N/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008 (unaudited)

1.

THE COMPANY

Ashwood Acquisition, Inc. (“the Company”), a company incorporated in the State of Wyoming on November 19, 2007, plans to locate and negotiate with a business entity (“the target company”) for the combination of that target company with the Company.  On March 31, 2008, the Company changed its name to Pinnacle Oil & Gas Group, Inc.. The combination is expected to take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

Revenue Recognition

The Company recognizes revenue when earned in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

F5

PINNACLE OIL & GAS GROUP, INC. (F/N/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008 (unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any items of comprehensive income during the period ended March 31, 2008

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share,” specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.

Advertising

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $Nil during the period ended March 31, 2008.

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

F6

PINNACLE OIL & GAS GROUP, INC. (F/N/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008 (unaudited)

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

F7

PINNACLE OIL & GAS GROUP, INC. (F/N/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008 (unaudited)

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

PINNACLE OIL & GAS GROUP, INC. (F/N/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2008 (unaudited)

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

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, during the period ended March 31, 2008 the Company incurred a loss of $3,491.  In addition, the Company has an accumulated deficit of the same amount.  It is the intention of the Company’s stockholders to fund capital shortfalls for the foreseeable future.

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

F9

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Pinnacle Oil & Gas Group Inc. (f/n/a Ashwood Acquisition, Inc.) (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since November 19, 2007 (inception), and our plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 19, 2007 (inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.  The Company incurred expenses of $1,000 of relating to professional fees for the 3 month period ended March 31, 2008.

On March 31, 2008 the Company changed its name to Pinnacle Oil & Gas Group, Inc. from Ashwood Acquisition, Inc..

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our sole officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended March 31, 2008.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

3.1 *	Certificate of Incorporation.
3.2 *	By-laws.
3.3 **	Articles of Amendment – name change to Pinnacle Oil & Gas Group, Inc.
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 11, 2007, and incorporated herein by this reference.
**	Filed as an exhibit to the Company's Form 8-K, as filed with the Securities and Exchange

Commission on May 8, 2008, and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008	PINNACLE OIL & GAS GROUP, INC.

	By:	/s/ Shawn Pecore
	Name:	Shawn Pecore
	Title:	President