Form 10-Q
period 2008-06-30
Pinnacle Oil & Gas Group, Inc.
filed 2008-08-19
CIK 1420510

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

N/A

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

At June 30, 2008, 6,000,000 shares of the Registrant's Common Stock and 0 shares of the Registrant’s Preferred Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PINNACLE OIL & GAS GROUP, INC.

(F/K/A ASHWOOD ACQUISITION, INC.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

UNAUDITED FINANCIAL STATEMENTS

Balance Sheet as of June 30, 2008 (unaudited)

F1

Statement of Operations for three months ended June 30, 2008 and the period from inception (November 19, 2007) to June 30, 2008 (unaudited)

F2

Statement of Stockholders’ Deficit for the period from inception (November 19,

F3

2007) to June 30, 2008 (unaudited)

Statement of Cash Flows for three months ended June 30, 2008 and the period from inception (November 19, 2007) to June 30, 2008 (unaudited)

F4

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS                                                              F5 – F10

PINNACLE OIL & GAS GROUP, INC. (F/K/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Balance Sheet

As at June 30, 2008 (unaudited)

June 30, 2008

TOTAL ASSETS	$ -

LIABILITIES
CURRENT
Director loan	$ 3,341
Accounts Payable	1,000
4,341
STOCKHOLDERS’ DEFICT
Preferred stock – no par value;
30,000,000 shares authorized; none issued or outstanding	-
Common stock – no par value;
70,000,000 shares authorized; 6,000,000 issued and
outstanding	300
Additional paid-in capital	-
Deficit accumulated during development stage	(4,641)

TOTAL STOCKHOLDERS’ DEFICIT	(4,341)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

(Going Concern)

The accompanying notes are an integral part of the financial statements.

F1

PINNACLE OIL & GAS GROUP, INC. (F/K/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Statement of Operations

For the Three Months Ended June 30, 2008 and the Period from Inception (November 19, 2007) to June 30, 2008 (unaudited)

	Three Months Ended June 30, 2008	Period from Inception (November 19, 2007) to June 30, 2008

REVENUE	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES	1,150	4,641

NET LOSS FOR THE PERIOD	($1,150)	($4,641)

EARNINGS PER SHARE COMPUTATION:

Net loss per common share	(Less than $0.01)	(Less than$0 .01)

Weighted average number of common shares outstanding - basic	6,000,000	6,000,000

The accompanying notes are an integral part of the financial statements.

F2

PINNACLE OIL & GAS GROUP, INC. (F/K/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from Inception (November 19, 2007) to June 30, 2008 (unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, inception (November 19, 2007)	-	$ -	$ -	$ -	$ -

Stock issued as compensation for
reimbursement of incorporation
expenses on November 21,
2007 - no par value	6,000,000	300	-	-	300

Net loss for the period	-	-		(2,491)	(2,491)

Balance, December 31, 2007	6,000,000	$300	$ -	($2,491)	($2,191)

Net loss for the period	-	-		(2,150)	(2,150)

Balance, June 30, 2008	6,000,000	$300	$ -	($4,641)	($4,341)

The accompanying notes are an integral part of the financial statements.

F3

PINNACLE OIL & GAS GROUP, INC. (F/K/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Statement of Cash Flows

For the Three Months Ended June 30, 2008 and the Period from Inception (November 19, 2007) to June 30, 2008 (unaudited)

	Three Months Ended June 30, 2008	Period from Inception (November 19, 2007) to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period Stock issued as payment on expenses	($ 1,150)	($ 4,641) 300
Increase in accounts payable	-	1,000
NET CASH PROVIDED BY OPERATIONS	(1,150)	(3,341)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from director loan	1,150	3,341
NET CASH PROVIDED BY FINANCING ACTIVITIES:	1,150	3,341

NET CHANGE IN CASH AND CASH BALANCE, END OF PERIOD	$ -	$ -

The accompanying notes are an integral part of the financial statements.

F4

PINNACLE OIL & GAS GROUP, INC. (F/K/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

1.

THE COMPANY

Pinnacle Oil & Gas Group Inc.. (“the Company”), a company incorporated in the State of Wyoming on November 19, 2007 as Ashwood Acquisition Inc., plans to locate and negotiate with a business entity (“the target company”) for the combination of that target company with the Company.  On March 31, 2008, the Company changed its name from Ashwood Acquisition Inc. The combination is expected to take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

Revenue Recognition

The Company recognizes revenue when earned in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

F5

PINNACLE OIL & GAS GROUP, INC. (F/K/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any items of comprehensive income during the period from inception (November 19, 2007) to June 30, 2008.

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share,” specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.

Advertising

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $Nil during the period from inception (November 19, 2007) to June 30, 2008.

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

F6

PINNACLE OIL & GAS GROUP, INC. (F/K/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The provisions of FAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  In November 2007, the FASB announced an option to defer implementation of some of the requirements of this standard for certain non-financial assets and liabilities.

Beginning January 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position (“FSP”) 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities. As of January 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material.  Under FSP 157-2, the Company will be required to apply FAS 157 to its nonfinancial assets and liabilities beginning January 1, 2009. Management is currently reviewing the applicability of FAS 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its consolidated statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  The provisions of SAB 108 become effective as of the end of the 2007 fiscal year.  SAB 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material.  SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years.  It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial.  Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB 108 would be restated in accordance with FAS No. 154, Accounting Changes and Error Corrections.  SAB 108 is effective for fiscal years ending after November 15, 2006.   The adoption of SAB 108 did not have a material effect on the Company's reported financial position or results of operations.

F7

PINNACLE OIL & GAS GROUP, INC. (F/K/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“FAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of FAS 159 apply only to entities that elect the fair value option.  However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements.  As of January 1, 2008 the Company has applied the provisions of FAS 159 to its financial instruments and the impact was not material.

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

F8

PINNACLE OIL & GAS GROUP, INC. (F/K/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No.160 clarifies that changes in a parent’s ownership interest in subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented.  Early adoption is prohibited.  The Company currently has no entities or arrangements that will be affected by the adoption of SFAS No. 160.  However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that the adoption of SFAS 162 will have a material effect on its results of operations or financial condition.

F9

PINNACLE OIL & GAS GROUP, INC. (F/K/A ASHWOOD ACQUISITION, INC.)

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2008 (unaudited)

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, during the period from inception (November 19, 2007) to June 30, 2008, the Company incurred a loss of $4,641.  In addition, the Company has an accumulated deficit of the same amount.  It is the intention of the Company’s stockholders to fund capital shortfalls for the foreseeable future.

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

Since inception the sole director has advanced the Company $3,341 to pay for operating expenses.  These funds have been advanced interest free, are unsecured, and are due on demand.

F10

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from November 19, 2007 (inception) to June 30, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company incurred expenses of $1,000 relating to professional fees and $150 of general expenses for the 3 month period ended June 30, 2008.

On March 31, 2008 the Company changed its name to Pinnacle Oil & Gas Group, Inc. from Ashwood Acquisition, Inc.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.  However, we do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our sole officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2008.

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
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

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

Date: August 19, 2008	PINNACLE OIL & GAS GROUP, INC.

	By:	/s/ Shawn Pecore
	Name:	Shawn Pecore
	Title:	President